Form 10-Q
period 2021-06-30
PWP Forward Acquisition Corp. I
filed 2021-08-16
CIK 1825739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, 21,163,433 Class A common shares, par value $0.0001 per share, and 5,290,858 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

PWP FORWARD ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,028,218	$293,179
Prepaid expenses	396,447	—
Total current assets	1,424,665	293,179
Investments held in Trust Account	211,637,970
Deferred offering costs	—	417,247
Total Assets	$213,062,635	$710,426

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$131,538	$385,711
Accrued expenses	70,000	9,250
Franchise tax payable	97,584	1,670
Notes payable- related party	—	300,000
Total current liabilities	299,122	696,631
Deferred legal fees	1,125,355	—
Derivative warrant liabilities	8,807,200	—
Deferred underwriting commissions	7,407,202	—
Total Liabilities	17,638,879	696,631

Commitments and Contingencies

Class A common stock, $0.0001 par value; 19,042,375 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	190,423,750	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; 2,121,058 and -0- shares issued and outstanding (excluding 19,042,375 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	212	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 and 5,750,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	529	575
Additional paid-in capital	3,917,977	24,425
Accumulated deficit	1,081,288	(11,205)
Total stockholders' equity	5,000,006	13,795
Total Liabilities and Stockholders' Equity	$213,062,635	$710,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$726,398	$976,540
General and administrative expenses - related party	30,000	40,000
Franchise tax expenses	49,232	97,667
Loss from operations	(805,630)	(1,114,207)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,600,220	2,600,220
Offering costs associated with derivative warrant liabilities	—	(397,160)
Income from investments held in Trust Account	3,147	3,640
Net income	$1,797,737	$1,092,493

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	18,864,577	18,676,281

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	7,589,714	6,655,433

Basic and diluted net income per share, non-redeemable common stock	$0.24	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	21,163,433	2,116	—	—	205,875,764	—	205,877,880
Offering costs	—	—	—	—	(12,142,129)	—	(12,142,129)
Excess cash received over the fair value of the private warrants	—	—	—	—	581,717	—	581,717
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Common stock subject to possible redemption	(18,862,601)	(1,886)	—	—	(188,624,124)	—	(188,626,010)
Net loss	—	—	—	—	—	(705,244)	(705,244)
Balance — March 31, 2021 (unaudited)	2,300,832	$230	5,290,858	$529	$5,715,699	$(716,449)	$5,000,009
Common stock subject to possible redemption	(179,774)	(18)	—	—	(1,797,722)	—	(1,797,740)
Net income	—	—	—	—	—	1,797,737	1,797,737
Balance — June 30, 2021 (unaudited)	2,121,058	$212	5,290,858	$529	$3,917,977	$1,081,288	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$1,092,493
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	397,160
Change in fair value of derivative warrant liabilities	(2,600,220)
Income from investments held in Trust Account	(3,640)
Changes in operating assets and liabilities:
Prepaid expenses	(396,447)
Accounts payable	(158,505)
Franchise tax payable	95,914
Deferred legal fees	747,456
Net cash used in operating activities	(825,789)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(211,634,330)
Net cash used in investing activities	(211,634,330)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	211,634,330
Proceeds received from private placement	6,232,687
Reimbursement from underwriter	634,903
Offering costs paid	(5,006,762)
Net cash provided by financing activities	213,195,158

Net increase in cash	735,039

Cash — beginning of the period	293,179
Cash — end of the period	$1,028,218

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$65,000
Offering costs included in accrued expenses	$70,000
Reversal of accrued expenses	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$160,668
Deferred legal fees in connection with the initial public offering	$217,231
Deferred underwriting commissions	$7,407,202
Initial value of Class A common stock subject to possible redemption	$177,646,380
Change in value of Class A common stock subject to possible redemption	$12,777,370

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and have been, and will continue to be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 18, 2021, an aggregate of approximately $11.6 million of the net proceeds of the sale of the Over-Allotment Units and the additional Private Placement was placed in the Trust Account, for a total amount of approximately $211.6 million.

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

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.2 million (not taking into consideration approximately $98,000 of franchise tax obligations that may be paid using investment income earned from the Trust Account).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loan proceeds from the Company’s Sponsor of $300,000. The loan was repaid in full with the proceeds from the Initial Public Offering and Private Placement. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities.When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The estimated fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public and Private Placement Warrants at June 30, 2021 is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 19,042,375 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $233,000 and $2,000, respectively, with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020 The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$2,832	$3,275
Less: Company’s portion available to be withdrawn to pay taxes	(2,832)	(3,275)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	18,864,577	18,676,281
Basic and diluted net income per share	$—	$—

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings
Net income	$1,797,737	$1,092,493
Net income allocable to Class A common stock subject to possible redemption	—	—
Non-redeemable net loss	$1,797,737	$1,092,493
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,589,714	6,655,433
Basic and diluted net income per share, Non-redeemable common stock	$0.24	$0.16

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Each Unit consists of one share of Class A common stock, and one-fifth of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Our board of directors, in exercising its business judgment and subject to its fiduciary duties, may seek one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our stockholders and may result in the completion of our initial Business Combination that may not otherwise have been possible.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On October 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $300,000 under the Note and repaid this in full upon the closing of the Initial Public Offering and Private Placement.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services. During the three and six months ended June 30, 2021 the Company incurred $30,000 and $40,000 of such fees, respectively. The amount payable of $40,000 has been included in accounts payable on the condensed balance sheet.

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

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company would not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2021, the Company has deferred legal fees of approximately $1.1 million in connection with such services on the accompanying balance sheet.

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,121,058 shares of Class A common stock issued or outstanding, excluding 19,042,375 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On October 6, 2020, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly. As of June 30, 2021, and December 31, 2020 there was 5,290,858 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Warrants

As of June 30, 2021, the Company had 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund
	$211,637,970	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$4,444,320	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,362,880	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market.  The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021, as all of the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilized a binomial / lattice model to estimate the fair value of the Public Warrants and Private Placement Warrants at issuance and at March 31, 2021. Beginning in May 2021 the listed price of the Public Warrants is used to estimate fair value of the Public Warrants and the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants. For the three and six months ended June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $2.6 million and $2.6 million, respectively, which is presented in the accompanying condensed statements of operations.

Inherent in an option pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipated remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

March 12, 2021
Exercise price	$11.50
Volatility	25.0%
Term	5.5
Risk-free rate	1.00%

The change in the fair value of Level 3 derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 12, 2021 (inception)	$—
Issuance of Public and Private Warrants	11,407,420
Change in fair value of derivative warrant liabilities	—
Level 3 - Derivative warrant liabilities at March 31, 2021	11,407,420
Transfer of Public Warrants to Level 1	(5,756,450)
Transfer of Private Placement Warrants to Level 2	(5,650,970)
Derivative warrant liabilities at June 30, 2021	$—

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following their issuance on March 12, 2021, the Company’s warrants had been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of ASC 815. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 12, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of March 12, 2021
	As Previously	Restatement
	Reported	Adjustments	As Restated
Balance Sheet
Total assets	$202,077,536	$—	$202,077,536
Liabilities and stockholders’ equity
Total current liabilities	$645,828	$—	$645,828
Deferred underwriting commissions	7,000,000	—	7,000,000
Deferred legal fees	377,899	—	377,899
Derivative warrant liabilities	—	11,407,420	11,407,420
Total liabilities	8,023,727	11,407,420	19,431,147
Class A common stock, $0.0001 par value; shares subject to possible redemption	189,053,800	(11,407,420)	177,646,380
Stockholders’ equity
Preferred shares- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	109	115	224
Class B common stock - $0.0001 par value	575	—	575
Additional paid-in-capital	5,071,116	397,045	5,468,161
Accumulated deficit	(71,791)	(397,160)	(468,951)
Total stockholders’ equity	5,000,009	—	5,000,009
Total liabilities and stockholders’ equity	$202,077,536	$—	$202,077,536

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and have been, and will continue to be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 18, 2021, an aggregate of approximately $11.6 million of the net proceeds of the sale of the Over-Allotment Units and the additional Private Placement was placed in the Trust Account, for a total amount of approximately $211.6 million.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.0 million in our operating bank account, and working capital of approximately $1.2 million (not taking into consideration approximately $98,000 of franchise tax obligations that may be paid using investment income earned from the Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000. The loan was repaid in full with the proceeds from the Initial Public Offering and Private Placement. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to preparation for our formation and the Initial Public Offering and the search for a target business. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net income of approximately $1.8 million, which consisted of a gain of approximately $2.6 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $3,000, which was partially offset by a loss from operations of approximately $806,000. The loss from operations consisted of approximately $726,000 general and administrative expenses, $30,000 of general and administrative expenses - related party, and approximately $50,000 in franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $1.1 million, which consisted of a gain of approximately $2.6 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $4,000, which was partially offset by a loss from operations of approximately $1.1 million and non-operating expenses of approximately $397,000 for offering costs associated with derivative warrant liabilities. The loss from operations consisted of approximately $977,000 general and administrative expenses, $40,000 of general and administrative expenses - related party, and approximately $98,000 in franchise tax expense.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services.

We incurred approximately $30,000 and $40,000 in general and administrative expenses-related party in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we would not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial / lattice model that assumed optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants and Private Placement Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 19,042,375 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Our unaudited condensed statements of operations includes a presentation of income (loss) per common share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of the warrants we issued in March 2021 which, due to its impact on our condensed financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the reclassification of the Warrants as described in Note 9.  We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we plan to continue to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As a result, included on our condensed balance sheet as of June 30, 2021 contained in these financial statements derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $500,000 pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The loan was fully repaid with the proceeds from the Initial Public Offering and Private Placement.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dated: August 16, 2021	PWP FORWARD ACQUISITION CORP. I

	By:	/s/ Stacia Ryan
	Name:	Stacia Ryan
	Title:	Chief Executive Officer
(Principal Executive & Financial Officer)