Form 10-Q
period 2021-09-30
PWP Forward Acquisition Corp. I
filed 2021-11-05
CIK 1825739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, 21,163,433 Class A common shares, par value $0.0001 per share, and 5,290,858 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

PWP FORWARD ACQUISITION CORP. I

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$995,186	$293,179
Prepaid expenses	331,009	—
Total current assets	1,326,195	293,179
Investments held in Trust Account	211,641,167
Deferred offering costs	—	417,247
Total Assets	$212,967,362	$710,426

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$358,560	$385,711
Accrued expenses	82,712	9,250
Franchise tax payable	145,694	1,670
Notes payable- related party	—	300,000
Total current liabilities	586,966	696,631
Deferred legal fees	1,125,355	—
Derivative warrant liabilities	6,878,000	—
Deferred underwriting commissions	7,407,202	—
Total Liabilities	15,997,523	696,631

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 and -0- shares as of September 30, 2021 and December 31, 2020, respectively (Note 6)	211,634,330	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 and 5,750,000 as of September 30, 2021 and December 31, 2020, respectively	529	575
Additional paid-in capital	—	24,425
Accumulated deficit	(14,665,020)	(11,205)
Total stockholders' equity (deficit)	(14,664,491)	13,795
Total Liabilities and Stockholders' Equity (Deficit)	$212,967,362	$710,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2021	2021
General and administrative expenses	$308,203	$1,284,743
General and administrative expenses - related party	30,000	70,000
Franchise tax expenses	48,110	145,777
Loss from operations	(386,313)	(1,500,520)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,929,200	4,529,420
Offering costs associated with derivative warrant liabilities	—	(397,160)
Income from investments held in Trust Account	3,196	6,836
Net income	$1,546,083	$2,638,576

Weighted average shares outstanding of Class A common stock	21,163,433	15,711,342

Basic and diluted net income per share, Class A common stock	$0.06	$0.13

Weighted average shares outstanding of Class B common stock, basic and diluted	5,290,858	5,209,887

Basic and diluted net loss per share, Class B common stock	$0.06	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2021

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Excess cash received over the fair value of the private warrants	—	—	—	—	581,717	—	581,717
Accretion of Class A common stock subject to possible redemption amount (Note 6)	—	—	—	—	(606,188)	(17,292,391)	(17,898,579)
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Net loss	—	—	—	—	—	(705,244)	(705,244)
Balance — March 31, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(18,008,840)	$(18,008,311)
Net income	—	—	—	—	—	1,797,737	1,797,737
Balance - June 30, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(16,211,103)	$(16,210,574)
Net income	—	—	—	—	—	1,546,083	1,546,083
Balance — September 30, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(14,665,020)	$(14,664,491)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net income	$2,638,576
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	397,160
Change in fair value of derivative warrant liabilities	(4,529,420)
Income from investments held in Trust Account	(6,836)
Changes in operating assets and liabilities:
Prepaid expenses	(331,009)
Accounts payable	68,517
Accrued expenses	12,711
Franchise tax payable	144,024
Deferred legal fees	747,456
Net cash used in operating activities	(858,821)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(211,634,330)
Net cash used in investing activities	(211,634,330)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	211,634,330
Proceeds received from private placement	6,232,687
Reimbursement from underwriter	634,903
Offering costs paid	(5,006,762)
Net cash provided by financing activities	213,195,158

Net increase in cash	702,007

Cash — beginning of the period	293,179
Cash — end of the period	$995,186

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$65,000
Offering costs included in accrued expenses	$70,000
Reversal of accrued expenses	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$160,668
Deferred legal fees in connection with the initial public offering	$217,231
Deferred underwriting commissions	$7,407,202
Accretion of Class A common stock subject to possible redemption	$211,634,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is PWP Forward Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective March 9, 2021. On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 were for deferred underwriting commissions and deferred legal fees, respectively (Note 5). On March 16, 2021, the underwriters partially exercised the over-allotment option and forfeited the remaining option; subsequently, on March 18, 2021, the underwriters purchased an additional 1,163,433 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $11.6 million and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

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

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds from the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The proceeds have been, and will continue to be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 18, 2021, an aggregate of approximately $11.6 million of the net proceeds of the sale of the Over-Allotment Units and the additional Private Placement was placed in the Trust Account, for a total amount of approximately $211.6 million.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 12, 2023 (the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period; in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $0.9 million (not taking into consideration approximately $146,000 of franchise tax obligations that may be paid using investment income earned from the Trust Account).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loan proceeds from the Company’s Sponsor of $300,000. The loan was repaid in full with the proceeds from the Initial Public Offering and Private Placement. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there are no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that although it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption as temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and has reflected this reclassification in the condensed statement of changes in stockholder’s equity (see Note 6). The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in capital and an increase of approximately $16.9 million to accumulated deficit, as well as a reclassification of 2,235,362 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on March 18, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $23.0 million and $21.2 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The estimated fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public and Private Placement Warrants at September 30, 2021 is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and are presented as nonoperating expenses in the condensed statements of operations. Upon the completion of the initial public offering, costs associated with the issuance of Class A common stock were charged against the carrying value of the Class A shares. In connection with the reclassification of Class A common stock to temporary equity (see Note 6), the offering costs were reclassified to accumulated deficit in the condensed statement of changes in Stockholders’ Equity. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, the 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet (see Note 6).

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,387,810 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,236,866	$309,217	$1,981,507	$657,069

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858	15,711,342	5,209,887

Basic and diluted net income (loss) per common stock	$0.06	$0.06	$0.13	$0.13

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 were for deferred underwriting commissions and deferred legal fees, respectively. On March 16, 2021, the underwriters partially exercised the over-allotment option and forfeited the remaining option; subsequently, on March 18, 2021, the underwriters purchased an additional 1,163,433 Over-Allotment Units generating gross proceeds of approximately $11.6 million and incurring additional offering costs of approximately $640,000 (of which approximately $407,000 was for deferred underwriting fees).

Each Unit consists of one share of Class A common stock, and one-fifth of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 - Related Party Transactions

Founder Shares

On October 6, 2020, the Sponsor paid $25,000 to cover for certain offering costs on behalf of the Company in exchange for issuance of 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). The Sponsor agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 of such fees, respectively. The amount payable of $70,000 has been included in accounts payable on the condensed balance sheet.

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

Note 5 - Commitments and Contingencies

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2021, the Company has deferred legal fees of approximately $1.1 million in connection with such services on the accompanying condensed balance sheet.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 21,163,433 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$211,634,330
Less:
Fair value of Public Warrants at issuance	(5,756,450)
Offering costs allocated to Class A common stock subject to possible redemption	(12,142,128)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,898,578
Class A common stock subject to possible redemption	$211,634,330

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 21,163,433 shares of Class A common stock issued or outstanding. All shares of Class A common stock subject to possible redemption are classified as temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On October 6, 2020, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly. As of September 30, 2021, and December 31, 2020, there were 5,290,858 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the event that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Note 8 — Warrants

As of September 30, 2021, the Company had 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants outstanding.

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund
	$211,641,167	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$3,470,800	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,407,200	$—

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilized a binomial/lattice model to estimate the fair value of the Public Warrants and Private Placement Warrants at issuance and at March 31, 2021. Beginning in May 2021 the listed price of the Public Warrants is used to estimate fair value of the Public Warrants and the significant inputs to the valuation model used to estimate the fair value of the Private Placement Warrants became directly or indirectly observable from the listed Public Warrants. For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.9 million and $4.5 million, respectively, which is presented in the accompanying condensed statements of operations.

The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 12, 2021 (inception)	$—
Issuance of Public and Private Warrants	11,407,420
Change in fair value of derivative warrant liabilities	—
Level 3 - Derivative warrant liabilities at March 31, 2021	11,407,420
Transfer of Public Warrants to Level 1	(5,756,450)
Transfer of Private Placement Warrants to Level 2	(5,650,970)
Derivative warrant liabilities at June 30, 2021	—
Derivative warrant liabilities at September 30, 2021	$—

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

Our sponsor is PWP Forward Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective March 9, 2021. On March 12, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 were for deferred underwriting commissions and deferred legal fees, respectively. On March 16, 2021, the underwriters partially exercised the over-allotment option and forfeited the remaining option; subsequently, on March 18, 2021, the underwriters purchased an additional 1,163,433 Units (the “Over-Allotment Units”) generating gross proceeds of approximately $11.6 million and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 12, 2023 (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.0 million in our operating bank account, and working capital of approximately $0.9 million (not taking into consideration approximately $146,000 of franchise tax obligations that may be paid using investment income earned from the Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000. The loan was repaid in full with the proceeds from the Initial Public Offering and Private Placement. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined below). To date, there are no amounts outstanding under any Working Capital Loans.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will use the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that although it is reasonably possible that the pandemic could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to preparation for our formation and the Initial Public Offering and the search for a target business. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of approximately $1.5 million, which consisted of a gain of approximately $1.9 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $3,000, which was partially offset by a loss from operations of approximately $386,000. The loss from operations consisted of approximately $308,000 general and administrative expenses, $30,000 of general and administrative expenses - related party, and approximately $48,000 in franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $2.6 million, which consisted of a gain of approximately $4.5 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $7,000, which was partially offset by a loss from operations of approximately $1.5 million and non-operating expenses of approximately $397,000 for offering costs associated with derivative warrant liabilities. The loss from operations consisted of approximately $1.3 million general and administrative expenses, $70,000 of general and administrative expenses - related party, and approximately $146,000 in franchise tax expense.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of the Initial Business Combination or our liquidation, we agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services.

We incurred approximately $30,000 and $70,000 in general and administrative expenses-related party in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.

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

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants were estimated using a binomial / lattice model that assumed optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants and Private Placement Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Shares Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion in carrying value of redeemable shares from initial book value to redemption amount. The change in carrying value of redeemable shares resulted in charges against additional paid in capital and credits to accumulated deficit in connection with the reclassification of Class A common stock to temporary equity.

Net income (loss) per common shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the private placement warrants to purchase an aggregate of 21,163,433 shares of Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer/principal financial officer has concluded our disclosure controls and procedures were effective as of September 30, 2021.

As previously disclosed, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, our internal control over financial reporting did not result in the proper accounting classification of the warrants we issued in March 2021 and therefore, was ineffective from March 2021 through the date of remediation (described below). Due to the impact on our condensed financial statements, it was determined to be a material weakness. The mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the first quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements. Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the reclassification of the Warrants, discussions with our independent auditor and accounting and legal advisors, collecting and reviewing accounting literature, guidance, interpretations, research materials and other relevant documents, and communicating about such matters among our personnel, including the Company’s Board and the Audit Committee. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the implemented controls, we have concluded that the material weakness related to the accounting classification of our Warrants has been remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting

The material weakness discussed above was remediated during the quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We previously identified a material weakness in our internal control over financial reporting for the quarters ended March 31, 2021 and June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Staff Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate our internal controls and we have remediated the material weakness as of September 30, 2021.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We can provide no assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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
31.1

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
*

This certifications is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 5, 2021	PWP FORWARD ACQUISITION CORP. I

	By:	/s/ Stacia Ryan
	Name:	Stacia Ryan
	Title:	Chief Executive Officer
(Principal Executive & Financial Officer)