Form 10-Q/A
period 2021-03-31
PWP Forward Acquisition Corp. I
filed 2022-02-22
CIK 1825739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PWP FORWARD ACQUISITION CORP. I

Form 10-Q/A

For the Quarter Ended March 31, 2021

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to PWP Forward Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PWP Forward Acquisition Corp. I as of and for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021 (the “Q1 Form 10-Q”).

On May 24, 2021, PWP Forward Acquisition Corp. I (the “Company”) filed its Q1 Form 10-Q. Upon its initial public offering (“IPO”), the Company classified a portion of the Class A common stock as stockholders’ (“permanent”) equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In accordance with the SEC and its staff’s guidance on redeemable equity instructions, ASC 480, paragraph 10-S99, the Company’s management has re-evaluated its interpretation of the guidance and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity, regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management has corrected the error by restating all Class A common stock subject to redemption as temporary equity. This has resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.

The Company had previously determined that the changes were not qualitatively material to the Company’s issued financial statements and therefore, did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 5, 2021. Although the qualitative factors supported a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management has concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material and it should restate its previously issued financial statements.

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 (the “Affected Period”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part 1 of this Amendment No. 1.

PWP FORWARD ACQUISITION CORP. I

Form 10-Q/A

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:	(As Restated – See Note 2)
Current assets:
Cash	$1,121,664	$293,179
Prepaid expenses	460,975	—
Total current assets	1,582,639	293,179
Investments held in Trust Account	211,634,822
Deferred offering costs	—	417,247
Total Assets	$213,217,461	$710,426

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$13,995	$385,711
Accrued expenses	139,833	9,250
Franchise tax payable	48,352	1,670
Notes payable- related party	—	300,000
Total current liabilities	202,180	696,631
Deferred legal fees	574,640	—
Derivative warrant liabilities	11,407,420	—
Deferred underwriting commissions	7,407,202	—
Total Liabilities	19,591,442	696,631

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 and -0- shares subject to possible redemption at $10.00 per share as of March 31, 2021, and December 31, 2020, respectively	211,634,330	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; as of March 31, 2021, and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 and 5,750,000 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively (1)	529	575
Additional paid-in capital	—	24,425
Accumulated deficit	(18,008,840)	(11,205)
Total stockholders' equity (deficit)	(18,008,311)	13,795
Total Liabilities and Stockholders' Equity (Deficit)	$213,217,461	$710,426

(1)  This number included up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

(As Restated – See Note 2)

General and administrative expenses	$250,142
General and administrative expenses - related party	10,000
Franchise tax expenses	48,435
Loss from operations	(308,577)
Other income (expense)
Offering costs associated with derivative warrant liabilities	(397,160)
Income from investments held in Trust Account	493
Net loss	$(705,244)

Weighted average shares outstanding of Class A common stock, basic and diluted	4,625,423
Basic and diluted net loss per share, Class A common stock	$(0.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,045,245
Basic and diluted net loss per share, non-redeemable common stock	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021

(As Restated – See Note 2)

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020 (1)	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Excess cash received over the fair value of the private warrants	—	—	—	—	581,716	—	581,716
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Accretion of Class A common stock subject to possible redemption amount (Note 7)	—	—	—	—	(606,187)	(17,292,391)	(17,898,578)
Net loss	—	—	—	—	—	(705,244)	(705,244)
Balance — March 31, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(18,008,840)	$(18,008,311)

(1)  This number included up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

(As Restated – See Note 2)

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

Supplemental disclosure of non-cash activities:
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

(As Restated)

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

The Company’s sponsor is PWP Forward Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective March 9, 2021. On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6). On March 16, 2021, the underwriters partially exercised the over-allotment option, forfeited the remaining option, and on March 18, 2021, purchased an additional 1,163,433 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $11.6 million and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $6.0 million (Note 5). Simultaneously with the closing of the Over-Allotment on March 18, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 155,124 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $233,000.

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds from the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the closing of the Over-Allotment on March 18, 2021, an aggregate of approximately $11.6 million of the net proceeds from the sale of the Over-Allotment Units and the additional Private Placement were placed in the Trust Account, for a total amount of approximately $211.6 million.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

(As Restated)

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.4 million (not taking into consideration approximately $48,000 of franchise tax obligations that may be paid using investment income earned from the Trust Account).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loan proceeds from the Company’s Sponsor of $300,000. The loan was repaid in full with the proceeds from the Initial Public Offering and Private Placement. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there are no amounts outstanding under any Working Capital Loans.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

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

Note 2 - Restatement of Previously Reported Financial Statements

The Company had previously classified a portion of its Class A common stock in stockholders’ (“permanent”) equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to classify all of its Class A common stock as temporary equity. Therefore, the Company has restated its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In connection with this change in presentation, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A common stock subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to correct the presentation of earnings per share.

The impact of the restatements on the financial statements for the Affected Quarterly Period is presented below.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The table below presents the effect of the restatement discussed above to the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$213,217,461	—	$213,217,461
Total liabilities	$19,591,442	—	$19,591,442
Class A common stock subject to possible redemption	188,626,010	23,008,320	211,634,330

Preferred stock	—	—	—
Class A common stock	230	(230)	—
Class B common stock	529	—	529
Additional paid-in capital	5,715,699	(5,715,699)	—
Accumulated deficit	(716,449)	(17,292,391)	(18,008,840)
Total stockholders’ equity (deficit)	$5,000,009	$(23,008,320)	$(18,008,311)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$213,217,461	$—	$213,217,461

Class A common stock subject to possible redemption	18,862,601	2,300,832	21,163,433
Class A common stock	2,300,832	(2,300,832)	—

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the restatement discussed above to the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(929,084)	$—	$(929,084)
Cash Flows from Investing Activities	$(211,634,330)	$—	$(211,634,330)
Cash Flows from Financing Activities	$213,391,899	$—	$213,391,899
Supplemental disclosure of non-cash activities:
Offering costs included in accounts payable	$—	$65,000	$65,000
Offering costs included in accrued expenses	$135,000	$(65,000)	$70,000
Reversal of accrued expenses	$9,250	$—	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$160,668	$—	$160,668
Deferred legal fees in connection with the initial public offering	$217,231	$—	$217,231
Deferred underwriting commissions	$7,407,202	$—	$7,407,202
Initial value of Class A common stock subject to possible redemption as revised	$177,646,380	$(177,646,380)	$—
Change in value of Class A common shares subject to possible redemption	$10,979,630	$(10,979,630)	$—

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Period:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - Three months ended March 31, 2021
Net loss	$(705,244)	$—	$(705,244)
Weighted average shares outstanding	17,819,536	(13,194,113)	4,625,423
Basic and diluted earnings per share	$—	$(0.07)	$(0.07)

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - Three months ended March 31, 2021
Net loss	$(705,244)	$0.00	$(705,244)
Weighted average shares outstanding	5,710,771	(665,526)	5,045,245
Basic and diluted earnings per share	$(0.12)	$0.05	$(0.07)

Note 3 — Summary of Significant Accounting Policies

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

(As Restated)

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

(As Restated)

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

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Public Warrants is measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date.  The estimated fair value of the Private Placement Warrants is also measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. (See Notes 9 and 10).

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Upon the completion of the Initial Public Offering, costs associated with the issuance of Class A common stock were charged against the carrying value of the Class A shares. In connection with the reclassification of Class A common stock to temporary equity (see Note 7), the offering costs were reclassified to accumulated deficit in the condensed statement of changes in stockholders’ equity (deficit). The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 21,163,433 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Effective with the closing of the Initial Public Offering, including exercise of the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,387,810 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended
	March 31,
	2021
	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net loss	$(337,314)	$(367,930)

Denominator:
Basic and diluted weighted average common stock outstanding	4,625,423	5,045,245

Basic and diluted net loss per common stock	$(0.07)	$(0.07)

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

Note 4 - Initial Public Offering

On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,163,433 Over-Allotment Units, and forfeited the remainder of the option, generating gross proceeds of approximately $11.6 million, and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees.

Each Unit consists of one share of Class A common stock, and one-fifth of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

Note 5 - Related Party Transactions

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

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

(As Restated)

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

Note 6 - Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,163,433 Units and forfeited the remainder of the option.

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

In connection with the closing of the Over-Allotment on March 18, 2021, the underwriters were entitled to an additional fee of approximately $233,000 paid upon closing, and approximately $407,000 in deferred underwriting commissions.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2021, the Company has deferred legal fees of approximately $574,640 in connection with such services on the accompanying condensed balance sheet.

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 80,000,000 shares of Class A common

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 21,163,433 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$211,634,330
Less:
Fair value of Public Warrants at issuance	(5,756,450)
Offering costs allocated to Class A common stock subject to possible redemption	(12,142,128)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,898,578
Class A common stock subject to possible redemption	$211,634,330

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 21,163,433 shares of Class A common stock issued or outstanding. All shares of Class A common stock subject to possible redemption are classified as temporary equity (see Note 7). As of December 31, 2020, there were no nonredeemable shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On October 6, 2020, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly. As of March 31, 2021, and December 31, 2020 there were 5,290,858 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Note 9 — Warrants

As of March 31, 2021, the Company had 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants outstanding.

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

(As Restated)

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Note 10 — Fair Value Measurements

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

The estimated fair value of the Public Warrants is measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.  The estimated fair value of the Private Placement Warrants is also measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 12, 2021	March 31,2020
Exercise price	$11.50	$11.50
Volatility	25.0%	25.0%
Term	5.5	5.5
Risk-free rate	1.00%	1.00%

The change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 12, 2021 (inception)	$—
Issuance of Public and Private Warrants	11,407,420
Change in fair value of derivative warrant liabilities	—
Level 3 - Derivative warrant liabilities at March 31, 2021	$11,407,420

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Notes 1 and 2, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q /A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is PWP Forward Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective March 9, 2021. On March 12, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively. On March 16, 2021, the underwriters partially exercised the over-allotment option, forfeited the remaining option, and on March 18, 2021, purchased an additional 1,163,433 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $11.6 million and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

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

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds from the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the closing of the Over-Allotment on March 18, 2021, an aggregate of approximately $11.6 million of the net proceeds from the sale of the Over-Allotment Units and the additional Private Placement were placed in the Trust Account, for a total amount of approximately $211.6 million.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.4 million (not taking into consideration approximately $48,000 of franchise tax obligations that may be paid using investment income earned from the Trust Account).

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,163,433 Units and forfeited the remainder of the option.

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

In connection with the closing of the Over-Allotment on March 18, 2021, the underwriters were entitled to an additional fee of approximately $233,000 paid upon closing, and approximately $407,000 in deferred underwriting commissions.

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

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The estimated fair value of the Public Warrants is measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.  The estimated fair value of the Private Placement Warrants is also measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date.

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion in carrying value of redeemable shares from initial book value to redemption amount.  The change in carrying value of redeemable shares resulted in charges against additional paid-in capital and credits to accumulated deficit in connection with the reclassification of Class A common stock to temporary equity.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 21,163,433 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.  As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021.  Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4.	Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, we have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company’s internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified.

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we plan to continue to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 11, 2021, other than as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained in these financial statements are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments.

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

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,000,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $6.0 million (Note 5). Simultaneously with the closing of the Over-Allotment on March 18, 2021, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 155,124 Private Placement Warrants by the Sponsor, generating gross proceeds to us of approximately $233,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
31.1*

Certification of Chief Executive and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
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

Dated: February 18, 2022	PWP FORWARD ACQUISITION CORP. I

	By:	/s/ Stacia Ryan
	Name:	Stacia Ryan
	Title:	Chief Executive Officer/Chief Financial Officer