Form 10-Q/A
period 2021-06-30
PWP Forward Acquisition Corp. I
filed 2022-02-22
CIK 1825739

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

For the Quarter Ended June 30, 2021

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to PWP Forward Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PWP Forward Acquisition Corp. I as of and for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “Q2 Form 10-Q”).

On August 16, 2021, PWP Forward Acquisition Corp. I (the “Company”) filed its Q2 Form 10-Q. Upon its initial public offering (“IPO”), the Company classified a portion of the Class A common stock as stockholders’  (“permanent”) equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In accordance with the SEC and its staff’s guidance on redeemable equity instructions, ASC 480, paragraph 10-S99, the  Company’s management has re-evaluated its interpretation of the guidance and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity, regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management has corrected the error by restating all Class A common stock subject to redemption as temporary equity. This has resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the “Affected Period”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

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

PWP FORWARD ACQUISITION CORP. I

Form 10-Q/A

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:	(As Restated - See Note 2)
Current assets:
Cash	$1,028,218	$293,179
Prepaid expenses	396,447	—
Total current assets	1,424,665	293,179
Investments held in Trust Account	211,637,970
Deferred offering costs	—	417,247
Total Assets	$213,062,635	$710,426

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$131,538	$385,711
Accrued expenses	70,000	9,250
Franchise tax payable	97,584	1,670
Notes payable- related party	—	300,000
Total current liabilities	299,122	696,631
Deferred legal fees	1,125,355	—
Derivative warrant liabilities	8,807,200	—
Deferred underwriting commissions	7,407,202	—
Total Liabilities	17,638,879	696,631

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021, and December 31, 2020, respectively	211,634,330	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; as of June 30, 2021, and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 and 5,750,000 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	529	575
Additional paid-in capital	—	24,425
Accumulated deficit	(16,211,103)	(11,205)
Total stockholders' equity (deficit)	(16,210,574)	13,795
Total Liabilities and Stockholders' Equity (Deficit)	$213,062,635	$710,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021

(As Restated – See Note 2)

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$726,398	$976,540
General and administrative expenses - related party	30,000	40,000
Franchise tax expenses	49,232	97,667
Loss from operations	(805,630)	(1,114,207)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,600,220	2,600,220
Offering costs associated with derivative warrant liabilities	—	(397,160)
Income from investments held in Trust Account	3,147	3,640
Net income	$1,797,737	$1,092,493

Weighted average shares outstanding of Class A common stock, basic and diluted	21,163,433	12,940,113
Basic and diluted net income per share, Class A common stock	$0.07	$0.06

Weighted average shares outstanding of Class B common stock, basic and diluted	5,290,858	5,168,730
Basic and diluted net income per share, non-redeemable common stock	$0.07	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021

(As Restated – See Note 2)

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

(As Restated)

Note 1 — Description of Organization and Business Operations

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

The Company’s sponsor is PWP Forward Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective March 9, 2021. On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6). On March 16, 2021, the underwriters partially exercised the over-allotment option, forfeited the remaining option, and on March 18, 2021, purchased an additional 1,163,433 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $11.6 million, and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $6.0 million (Note 5). Simultaneously with the closing of the Over-Allotment on March 18, 2021, the Company closing the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 155,124 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $233,000.

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

Note 2 - Restatement of Previously Reported Financial Statements

The Company had previously classified a portion of its Class A common stock in stockholders’ (“permanent”) equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside permanent equity. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to classify all of its Class A common stock as temporary equity. Therefore, the Company has restated its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In connection with this change in presentation, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present all Class A common stock subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to correct the presentation of earnings per share.

The impact of the restatements on the financial statements for the Affected Quarterly Period is presented below.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The table below presents the effect of the restatement discussed above to the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$213,062,635	—	$213,062,635
Total libilities	$17,638,879	—	$17,638,879
Class A common stock subject to possible redemp	190,423,750	21,210,580	211,634,330

Preferred stock	—	—	—
Class A common stock	212	(212)	—
Class B common stock	529	—	529
Additional paid-in capital	3,917,977	(3,917,977)	—
Retained eamings (accumulated deficit)	1,081,288	(17,292,391)	(16,211,103)
Total stockholders’ equity (deficit)	$5,000,006	$(21,210,580)	$(16,210,574)
Total Liabilities, Class A Common Stock Subject to Possible-Redemption and Stockholders’ Equity (Deficit)	$213,062,635	$—	$213,062,635

Class A common stock subject to possible redemption	19,042,375	2,121,058	21,163,433
Class A common stock	2,121,058	(2,121,058)	—

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the restatement discussed above to the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(825,789)	$—	$(825,789)
Cash Flows from Investing Activities	$(211,634,330)	$—	$(211,634,330)
Cash Flows from Financing Activities	$213,195,158	$—	$213,195,158
Supplemental disclosure of non-cash activities:
Offering costs included in accounts payable	$65,000	$—	$65,000
Offering costs included in accrued expenses	$70,000	$—	$70,000
Reversal of accrued expenses	$9,250	$—	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$160,668	$—	$160,668
Deferred legal fees in connection with the initial public offering	$217,231	$—	$217,231
Deferred underwriting commissions	$7,407,202	$—	$7,407,202
Initial value of Class A common stock subject to possible redemption	$177,646,380	$(177,646,380)	$—
Change in value of Class A common stock subject to possible redemption	$12,777,370	$(12,777,370)	$—

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Period:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$1,797,737	$—	$1,797,737
Weighted average shares outstanding	18,864,577	2,298,856	21,163,433
Basic and diluted earnings per share	$—	$0.07	$0.07

Form 10-Q (June 30, 2021) - Six Months Ended June 30, 2021
Net income	$1,092,493	$—	$1,092,493
Weighted average shares outstanding	18,676,281	(5,736,168)	12,940,113
Basic and diluted earnings per share	$—	$0.06	$0.06

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$1,797,737	$—	$1,797,737
Weighted average shares outstanding	7,589,714	(2,298,856)	5,290,858
Basic and diluted earnings per share	$0.24	$(0.17)	$0.07

Form 10-Q (June 30, 2021) - Six Months Ended June 30, 2021
Net income	$1,092,493	$—	$1,092,493
Weighted average shares outstanding	6,655,433	(1,486,703)	5,168,730
Basic and diluted earnings per share	$0.16	$(0.10)	$0.06

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021, and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 21,163,433 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 8,387,810 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(As Restated)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income	$1,438,190	$359,547	$780,667	$311,826

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858	12,940,113	5,168,730

Basic and diluted net income per common stock	$0.07	$0.07	$0.06	$0.06

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

Note 4 - Initial Public Offering

On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively. On March 16, 2021, the underwriters partially exercised the over-allotment option, forfeited the remaining option, and on March 18, 2021, purchased an additional 1,163,433 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $11.6 million, and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 21,163,433 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

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

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 21,163,433 shares of Class A common stock issued or outstanding. All shares of Class A common stock subject to possible redemption are classified as temporary equity (see Note 7). As of December 31, 2020, there were no nonredeemable shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On October 6, 2020, the Company issued 5,750,000 shares of Class B common stock. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,163,433 Over-Allotment Units and forfeited the remaining option; thus, an aggregate of 459,142 shares of Class B common stock were forfeited accordingly. As of June 30, 2021, and December 31, 2020 there were 5,290,858 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 2, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our sponsor is PWP Forward Sponsor I LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective March 9, 2021. On March 12, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively. On March 18, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,163,433 Units (the “Over-Allotment Units”) and forfeited the remainder of the option, generating gross proceeds of approximately $11.6 million, and incurring additional offering costs of approximately $640,000, of which approximately $407,000 was for deferred underwriting fees (the “Over-Allotment”).

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

Upon the closing of the Initial Public Offering and the Private Placement, $200.0 million ($10.00 per Unit) of the net proceeds from the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and have been, and will continue to be, invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the closing of the Over-Allotment on March 18, 2021, an aggregate of approximately $11.6 million of the net proceeds from the sale of the Over-Allotment Units and the additional Private Placement were placed in the Trust Account, for a total amount of approximately $211.6 million.

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 21,163,433 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.  As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2021.  Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, we have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company's internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company's financial position, result of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified.

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company.  The Company's management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we plan to continue to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

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