Form 10-Q/A
period 2021-09-30
PWP Forward Acquisition Corp. I
filed 2022-02-22
CIK 1825739

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

PWP FORWARD ACQUISITION CORP. I

Form 10-Q/A

For the Quarter Ended September 30, 2021

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to PWP Forward Acquisition Corp. I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PWP Forward Acquisition Corp. I as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 5, 2021 (the “Q3 Form 10-Q”).

On November 5, 2021, PWP Forward Acquisition Corp. I (the “Company”) filed its Q3 Form 10-Q. Upon its initial public offering (“IPO”), the Company classified a portion of the Class A common stock as stockholders’ (“permanent”) equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In accordance with the SEC and its staff’s guidance on redeemable equity instructions, ASC 480, paragraph 10-S99, the Company’s management has re-evaluated its interpretation of the guidance and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity, regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management has corrected the error by restating all Class A common stock subject to redemption as temporary equity. This has resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.

The Company had previously determined that the changes were not qualitatively material to the Company’s issued financial statements and therefore, did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors supported a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management has therefore concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material and it should restate its previously issued financial statements.

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 5, 2021 (the “Affected Period”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Period and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part 1 of this Amendment No. 1.

PWP FORWARD ACQUISITION CORP. I

Form 10-Q/A

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$995,186	$293,179
Prepaid expenses	331,009	—
Total current assets	1,326,195	293,179
Investments held in Trust Account	211,641,167
Deferred offering costs	—	417,247
Total Assets	$212,967,362	$710,426

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$358,560	$385,711
Accrued expenses	82,712	9,250
Franchise tax payable	145,694	1,670
Notes payable- related party	—	300,000
Total current liabilities	586,966	696,631
Deferred legal fees	1,125,355	—
Derivative warrant liabilities	6,878,000	—
Deferred underwriting commissions	7,407,202	—
Total Liabilities	15,997,523	696,631

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 and -0- shares as of September 30, 2021 and December 31, 2020, respectively (Note 6)	211,634,330	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 and 5,750,000 as of September 30, 2021 and December 31, 2020, respectively	529	575
Additional paid-in capital	—	24,425
Accumulated deficit	(14,665,020)	(11,205)
Total stockholders' equity (deficit)	(14,664,491)	13,795
Total Liabilities and Stockholders' Equity (Deficit)	$212,967,362	$710,426

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2021	2021
General and administrative expenses	$308,203	$1,284,743
General and administrative expenses - related party	30,000	70,000
Franchise tax expenses	48,110	145,777
Loss from operations	(386,313)	(1,500,520)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,929,200	4,529,420
Offering costs associated with derivative warrant liabilities	—	(397,160)
Income from investments held in Trust Account	3,196	6,836
Net income	$1,546,083	$2,638,576

Weighted average shares outstanding of Class A common stock	21,163,433	15,711,342
Basic and diluted net income per share, Class A common stock	$0.06	$0.13

Weighted average shares outstanding of Class B common stock, basic and diluted	5,290,858	5,209,887
Basic and diluted net income per share, non-redeemable common stock	$0.06	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2021

	Common Stock					Retained Earnings	Total
	Class A		Class B		Additional Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Excess cash received over the fair value of the private warrants	—	—	—	—	581,716	—	581,716
Accretion of Class A common stock subject to possible redemption amount (Note 6)	—	—	—	—	(606,187)	(17,292,391)	(17,898,578)
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Net loss	—	—	—	—	—	(705,244)	(705,244)
Balance — March 31, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(18,008,840)	$(18,008,311)
Net income	—	—	—	—	—	1,797,737	1,797,737
Balance - June 30, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(16,211,103)	$(16,210,574)
Net income	—	—	—	—	—	1,546,083	1,546,083
Balance — September 30, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(14,665,020)	$(14,664,491)

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 21,163,433 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet (see Note 6).

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

On March 12, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.9 million, of which $7.0 million and approximately $378,000 was for deferred underwriting commissions and deferred legal fees, respectively. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,163,433 Over-Allotment Units, and forfeited the remainder of the option, generating gross proceeds of approximately $11.6 million and incurring additional offering costs of approximately $640,000 (of which approximately $407,000 was for deferred underwriting fees).

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services. During the three and nine months ended September 30, 2021 the Company incurred $30,000 and $70,000 of such fees, respectively. The amount payable of $70,000 has been included in accounts payable on the condensed balance sheet.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A common shares subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, we have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company’s internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we plan to continue to expand and improve our review process for complex securities and related accounting standards. We also plan to further improve this process by enhancing access to accounting literature and identifying third-party professionals with whom to consult regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As a result, included on our condensed balance sheet as of September 30, 2021 contained in these financial statements derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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