Form 10-Q
period 2022-03-31
PWP Forward Acquisition Corp. I
filed 2022-05-13
CIK 1825739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40185

PWP Forward Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Delaware	85-3098890
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

767 Fifth Avenue New York, New York (Address of principal executive offices)	10153 (Zip Code)

(212) 287-3200
(Registrant’s telephone number, including area code)

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

As of May 13, 2022, 21,163,433 Class A common shares, par value $0.0001 per share, and 5,290,858 Class B common shares, par value $0.0001 per share, issued and outstanding.

PWP FORWARD ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$563,566	$941,664
Prepaid expenses	256,082	269,374
Total current assets	819,648	1,211,038
Investments held in Trust Account	211,659,320	211,645,419
Total Assets	$212,478,968	$212,856,457

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$205,907	$155,305
Accrued expenses	70,000	124,264
Franchise tax payable	50,000	200,050
Total current liabilities	325,907	479,619
Deferred legal fees	1,461,636	1,370,000
Derivative warrant liabilities	2,851,850	6,710,250
Deferred underwriting commissions	7,407,202	7,407,202
Total Liabilities	12,046,595	15,967,071

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 shares as of March 31, 2022 and December 31, 2021 (Note 5)	211,634,330	211,634,330

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 as of March 31, 2022 and December 31, 2021	529	529
Additional paid-in capital	—	—
Accumulated deficit	(11,202,486)	(14,745,473)
Total stockholders' deficit	(11,201,957)	(14,744,944)
Total liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$212,478,968	$212,856,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$249,313	$250,142
Related party	30,000	10,000
Franchise tax expenses	50,000	48,435
Loss from operations	(329,313)	(308,577)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,858,400	—
Offering costs associated with derivative warrant liabilities	—	(397,160)
Income from investments held in Trust Account	13,900	493
Net income (loss)	$3,542,987	$(705,244)

Weighted average shares outstanding of Class A common stock, basic and diluted	21,163,433	4,625,423

Basic and diluted net income (loss) per share, Class A common stock	$0.13	$(0.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,290,858	5,045,245

Basic and diluted net income (loss) per share, Class B common stock	$0.13	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,290,858	$529	$—	$(14,745,473)	$(14,744,944)
Net income	—	—	—	—	—	3,542,987	3,542,987
Balance - March 31, 2022 (unaudited)	—	$—	5,290,858	$529	$—	$(11,202,486)	$(11,201,957)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020(1)	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Excess cash received over the fair value of the private warrants	—	—	—	—	581,716	—	581,716
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(606,187)	(17,292,391)	(17,898,578)
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Net income	—	—	—	—	—	(705,244)	(705,244)
Balance — March 31, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(18,008,840)	$(18,008,311)

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

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,542,987	$(705,244)
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	397,160
Change in fair value of derivative warrant liabilities	(3,858,400)	—
Income from investments held in Trust Account	(13,900)	(493)
Changes in operating assets and liabilities:
Prepaid expenses	13,292	(460,975)
Accounts payable	50,602	(211,048)
Accrued expenses	(54,265)	46,682
Franchise tax payable	(150,050)	4,834
Deferred legal fees	91,636	—
Net cash used in operating activities	(378,098)	(929,084)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(211,634,330)
Net cash used in investing activities	—	(211,634,330)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(300,000)
Proceeds received from initial public offering and over-allotment exercise, gross	—	211,634,330
Proceeds received from private placements	—	6,232,687
Reimbursement from underwriter	—	634,903
Offering costs paid	—	(4,810,021)
Net cash provided by financing activities	—	213,391,899

Net increase in cash	(378,098)	828,485

Cash — beginning of the period	941,664	293,179
Cash — end of the period	$563,566	$1,121,664

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$65,000
Offering costs included in accrued expenses	$—	$70,000
Reversal of accrued expenses	$—	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$—	$160,668
Deferred legal fees in connection with the initial public offering	$—	$217,231
Deferred underwriting commissions	$—	$7,407,202

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $564,000 in its operating bank account, approximately $14,000 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $543,741.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents held outside of the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and are presented as nonoperating expenses in the statements of operations. Upon the completion of the Initial Public Offering, costs associated with the issuance of Class A common stock were charged against the carrying value of the Class A shares. In connection with the reclassification of Class A common stock to temporary equity (see Note 7), the offering costs were reclassified to accumulated deficit in the statements of changes in stockholders’ equity (deficit). The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, the 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. There were no unrecognized tax benefits as of March 31, 2022, and December 31, 2021, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022, and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 8,387,810 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For The Three Months Ended March 31,2022
	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$2,834,390	$708,597

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858

Basic and diluted net income per common stock	$0.13	$0.13

	For The Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(337,314)	$(367,930)

Denominator:
Basic and diluted weighted average common stock outstanding	4,625,423	5,045,245

Basic and diluted net loss per common stock	$(0.07)	$(0.07)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

The excess amount of $581,716 received over the fair value ($5,440,000) of the Private Placement Warrants was recorded into additional paid-in capital in stockholders’ equity.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services. During the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $10,000, respectively, for these support services. Approximately $140,000 and $100,000 are included in accounts payable on the balance sheet as of March 31, 2022, and December 31, 2021, respectively.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, the Company has deferred legal fees of approximately $1.5 million and $1.4 million, respectively in connection with such services on the accompanying balance sheet.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2022, the Company had 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 21,163,433 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of stockholders’ (“permanent”) equity in the balance sheets.

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 21,163,433 shares of Class A common stock issued or outstanding. All shares of Class A common stock subject to possible redemption are classified as temporary equity (see Note 7).

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022 and December 31, 2021, there were 5,290,858 shares of Class B common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law; provided, that, prior to the Company’s initial Business Combination, holders of the Class B common stock will have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of the Class A common stock will not be entitled to vote on the appointment of directors during such time.

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

Note 9 — Fair Value Measurements

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$211,659,320	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$1,439,110	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$1,412,740	$—

December 31, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$211,645,419	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$3,386,150	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,324,100	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants at March 31, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For the three months ended March 31, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.9 million and $-, respectively, which is presented in the accompanying statements of operations.

The change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 12, 2021 (inception)	$—
Issuance of Public and Private Warrants	11,407,420
Change in fair value of derivative warrant liabilities	—
Level 3 - Derivative warrant liabilities at March 31, 2021	$11,407,420

There are no instruments, measured with significant Level 3 inputs, outstanding during the three months ended March 31, 2022.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Liquidity, Capital Resources and Going Concern

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

Management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest earned on cash equivalents held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $3.5 million, consisting of a gain of approximately $3.9 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $14,000, partially offset by a loss from operations of approximately $329,000. The loss from operations consisted of approximately $249,000 general and administrative expenses, $30,000 of related party expenses, and $50,000 of franchise tax expense.

For the three months ended March 31, 2021, we had a net loss of approximately $705,000, consisting of a loss from operations of approximately $309,000 and non-operating expenses of approximately $397,000 for offering costs associated with derivative warrant liabilities. The loss from operations consisted of approximately $250,000 general and administrative expenses, $10,000 of related party expenses, and approximately $48,000 of franchise tax expense.

Commitments and Contingencies

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services.

During the three months ended March 31, 2022 and 2021, we incurred $30,000 and $10,000, respectively, for these support services. Approximately $140,000 and $100,000 are included in accounts payable on the balance sheet as of March 31, 2022, and December 31, 2021, respectively.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option , purchased an additional 1,163,433 Units and forfeited the remainder of the option.

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

Deferred Legal Fees

We engaged outside legal counsel for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of March 31, 2022 and December 31, 2021, deferred legal fees were approximately $1.5 million and $1.4 million, respectively, in connection with such services.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded our disclosure controls and procedures were not effective as of March 31, 2022, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company’s internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s Form 8-K Balance Sheet dated March 12, 2021 and interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as set disclosed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our [Annual Report on Form 10-K filed with the SEC on March 30, 2022]. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional  disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,000,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $6.0 million. Simultaneously with the closing of the Over-Allotment on March 18, 2021, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 155,124 Private Placement Warrants by the Sponsor, generating gross proceeds to us of approximately $233,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2021.
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

Dated: May 13, 2022	PWP FORWARD ACQUISITION CORP. I

	By:	/s/ Stacia Ryan
	Name:	Stacia Ryan
	Title:	Chief Executive Officer/Chief Financial Officer