Form 10-Q
period 2022-06-30
PWP Forward Acquisition Corp. I
filed 2022-08-15
CIK 1825739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, 21,163,433 Class A common shares, par value $0.0001 per share, and 5,290,858 Class B common shares, par value $0.0001 per share, issued and outstanding.

PWP FORWARD ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$290,393	$941,664
Prepaid expenses	191,624	269,374
Total current assets	482,017	1,211,038
Deferred tax asset	11,315	—
Investments held in Trust Account	211,916,627	211,645,419
Total Assets	$212,409,959	$212,856,457

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$181,467	$155,305
Accrued expenses	—	124,264
Current taxes payable	7,190	—
Franchise tax payable	20,000	200,050
Total current liabilities	208,657	479,619
Deferred legal fees	1,482,709	1,370,000
Derivative warrant liabilities	1,509,800	6,710,250
Deferred underwriting commissions	7,407,202	7,407,202
Total Liabilities	10,608,368	15,967,071

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 shares at $10.00 as of June 30, 2022 and December 31, 2021 (Note 5)	211,634,330	211,634,330

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 as of June 30, 2022 and December 31, 2021	529	529
Additional paid-in capital	—	—
Accumulated deficit	(9,833,268)	(14,745,473)
Total stockholders’ deficit	(9,832,739)	(14,744,944)
Total liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$212,409,959	$212,856,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$154,265	$726,398	$403,578	$976,540
Related party expenses	30,000	30,000	60,000	40,000
Franchise tax expenses	50,000	49,232	100,000	97,667
Loss from operations	(234,265)	(805,630)	(563,578)	(1,114,207)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,342,050	2,600,220	5,200,450	2,600,220
Offering costs associated with derivative warrant liabilities	—	—	—	(397,160)
Income from investments held in Trust Account	257,308	3,147	271,208	3,640
Net income before income taxes	1,365,093	1,797,737	4,908,080	1,092,493
Income tax benefit	4,125	—	4,125	—
Net income	$1,369,218	$1,797,737	$4,912,205	$1,092,493

Weighted average shares outstanding of Class A common stock	21,163,433	21,163,433	21,163,433	12,940,113

Basic and diluted net income per share, Class A common stock	$0.05	$0.07	$0.19	$0.06

Weighted average shares outstanding of Class B common stock, basic and diluted	5,290,858	5,290,858	5,290,858	5,168,730

Basic and diluted net income per share, Class B common stock	$0.05	$0.07	$0.19	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,290,858	$529	$—	$(14,745,473)	$(14,744,944)
Net income	—	—	—	—	—	3,542,987	3,542,987
Balance - March 31, 2022	—	—	5,290,858	529	—	(11,202,486)	(11,201,957)
Net income	—	—	—	—	—	1,369,218	1,369,218
Balance - June 30, 2022	—	$—	5,290,858	$529	$—	$(9,833,268)	$(9,832,739)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020(1)	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Excess cash received over the fair value of the private warrants	—	—	—	—	581,716	—	581,716
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Accretion of Class A common stock subject to possible redemption amount (Note 6)	—	—	—	—	(606,187)	(17,292,391)	(17,898,578)
Net loss	—	—	—	—	—	(705,244)	(705,244)
Balance - March 31, 2021	—	—	5,290,858	529	—	(18,008,840)	(18,008,311)
Net income	—	—	—	—	—	1,797,737	1,797,737
Balance — June 30, 2021	—	$—	5,290,858	$529	$—	$(16,211,103)	$(16,210,574)

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

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,912,205	$1,092,493
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	397,160
Change in fair value of derivative warrant liabilities	(5,200,450)	(2,600,220)
Income from investments held in Trust Account	(271,208)	(3,640)
Changes in operating assets and liabilities:
Prepaid expenses	77,750	(396,447)
Deferred tax asset	(11,315)
Accounts payable	26,162	(158,505)
Accrued expenses	(124,264)	—
Current taxes payable	7,190	—
Franchise tax payable	(180,050)	95,914
Deferred legal fees	112,709	747,456
Net cash used in operating activities	(651,271)	(825,789)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(211,634,330)
Net cash used in investing activities	—	(211,634,330)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(300,000)
Proceeds received from initial public offering and over-allotment exercise, gross	—	211,634,330
Proceeds received from private placements	—	6,232,687
Reimbursement from underwriter	—	634,903
Offering costs paid	—	(5,006,762)
Net cash provided by financing activities	—	213,195,158

Net increase/(decrease) in cash	(651,271)	735,039

Cash — beginning of the period	941,664	293,179
Cash — end of the period	$290,393	$1,028,218

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$65,000
Offering costs included in accrued expenses	$—	$70,000
Reversal of accrued expenses	$—	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$—	$160,668
Deferred legal fees in connection with the initial public offering	$—	$217,231
Deferred underwriting commissions	$—	$7,407,202

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had approximately $290,000 in its operating bank account, approximately $271,000 of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $293,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. Management has also determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents held outside of the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The estimated fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public and Private Placement Warrants at June 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, and December 31, 2021, the 21,163,433 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. The redemption value of the redeemable common stock as of June 30, 2022 is unchanged as the income earned on the Trust Account did not exceed the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception. The Company’s effective tax rate was 0.32% and 0.08% for the three and six months ended June 30, 2022, respectively, and 0.00% for three and six months ended June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, respectively, due to the valuation allowance on the deferred tax assets.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income per common stock does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 8,387,810 shares of common stock in the calculation of diluted income (per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For The Six Months Ended June 30,2022		For The Six Months Ended June 30,2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$3,929,764	$982,441	$780,667	$311,826

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858	12,940,113	5,168,730

Basic and diluted net income per common stock	$0.19	$0.19	$0.06	$0.06

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,095,374	$273,844	$1,438,190	$359,547

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858	21,163,433	5,290,858

Basic and diluted net income per common stock	$0.05	$0.05	$0.07	$0.07

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services. During the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, for these support services. During the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $40,000, respectively, for these support services. The amounts due to the related party of $160,000 and $100,000, as of June 30, 2022, and December 31, 2021, respectively, are included in accounts payable on the balance sheet.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2022 and December 31, 2021, the Company had deferred legal fees of approximately $1.5 million and $1.4 million, respectively, in connection with such services on the accompanying balance sheet.

Note 6 — Derivative Warrant Liabilities

As of June 30, 2022, the Company had 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 21,163,433 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of stockholders’ (“permanent”) equity in the balance sheets.

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 21,163,433 shares of Class A common stock issued or outstanding. All shares of Class A common stock subject to possible redemption are classified as temporary equity (see Note 7).

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

As of June 30, 2022 and December 31, 2021, there were 5,290,858 shares of Class B common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law; provided, that, prior to the Company’s initial Business Combination, holders of the Class B common stock will have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of the Class A common stock will not be entitled to vote on the appointment of directors during such time.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$211,916,627	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$761,880	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$747,920	$—

December 31, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$211,645,419	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$3,386,150	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,324,100	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants at June 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For the three months ended June 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.3 million and $2.6 million, respectively, which is presented in the accompanying statements of operations.

For the six months ended June 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $5.2 million and $2.6 million, respectively, which is presented in the accompanying statements of operations.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There are no instruments, measured with significant Level 3 inputs, outstanding during the six months ended June 30, 2022.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. Management has also determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest earned on cash equivalents held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $1.4 million, primarily consisting of a gain resulting from the change in fair value of derivative warrant liabilities of approximately $1.3 million. Additionally, we had approximately $257,000 of income from investments held in the Trust Account, as well as an income tax benefit of approximately $4,000. These were partially offset by a loss from operations of approximately $234,000, including general and administrative expenses of approximately $154,000, related party expenses of $30,000, and $50,000 of franchise tax expense.

For the three months ended June 30, 2021, we had net income of approximately $1.8 million, primarily consisting of a gain resulting from the change in fair value of derivative warrant liabilities of approximately $2.6 million and income from investments held in the Trust Account of approximately $3,000. These were partially offset by a loss from operations of approximately $806,000, including general and administrative expenses of approximately $726,000, related party expenses of $30,000, and approximately $50,000 of franchise tax expense.

For the six months ended June 30, 2022, we had net income of approximately $4.9 million, primarily consisting of a gain resulting from the change in fair value of derivative warrant liabilities of approximately $5.2 million, income from investments held in the Trust Account of approximately $271,000, and an income tax benefit of approximately $4,000. These were partially offset by a loss from operations of approximately $564,000, including general and administrative expenses of approximately $404,000, $60,000 of related party expenses, and $100,000 of franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $1.1 million, primarily consisting of a gain resulting from the change in fair value of derivative warrant liabilities of approximately $2.6 million and income from investments held in the Trust Account of approximately $4,000, partially offset by a loss from operations of approximately $1.1 million and non-operating expenses of approximately $397,000 for offering costs associated with derivative warrant liabilities. The loss from operations consisted of general and administrative expenses of approximately $977,000, $40,000 of related party expenses, and approximately $98,000 of franchise tax expense.

Commitments and Contingencies

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services.

During the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, for these support services. During the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $40,000, respectively, for these support services Approximately $170,000 and $100,000 are included in accounts payable on the balance sheet as of June 30, 2022, and December 31, 2021, respectively.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option, purchased an additional 1,163,433 Units and forfeited the remainder of the option.

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

Deferred Legal Fees

We engaged outside legal counsel for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of June 30, 2022 and December 31, 2021, deferred legal fees were approximately $1.5 million and $1.4 million, respectively, in connection with such services.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded our disclosure controls and procedures were not effective as of June 30, 2022, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company’s internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s Form 8-K Balance Sheet dated March 12, 2021 and interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and Quarterly Report on Form 10-Q filed within the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: August 15, 2022		PWP FORWARD ACQUISITION CORP. I

	By:	/s/ Stacia Ryan
	Name:	Stacia Ryan
	Title:	Chief Executive Officer/Chief Financial Officer