Form 10-Q
period 2022-09-30
PWP Forward Acquisition Corp. I
filed 2022-11-10
CIK 1825739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, 21,163,433 shares of Class A common stock, par value $0.0001 per share, and 5,290,858 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PWP FORWARD ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PWP FORWARD ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$132,241	$941,664
Prepaid expenses	117,999	269,374
Total current assets	250,240	1,211,038
Investments held in Trust Account	212,873,704	211,645,419
Total Assets	$213,123,944	$212,856,457

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable	$206,892	$155,305
Accrued expenses	—	124,264
Current taxes payable	110,361
Franchise tax payable	30,000	200,050
Total current liabilities	347,253	479,619
Deferred legal fees	1,511,764	1,370,000
Derivative warrant liabilities	1,006,530	6,710,250
Deferred underwriting commissions	7,407,202	7,407,202
Total Liabilities	10,272,749	15,967,071

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,163,433 at $10.028 and $10.00 as of September 30, 2022 and December 31, 2021 respectively (Note 5)	212,235,404	211,634,330

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,290,858 as of September 30, 2022, and December 31, 2021	529	529
Additional paid-in capital	—	—
Accumulated deficit	(9,384,738)	(14,745,473)
Total stockholders’ deficit	(9,384,209)	(14,744,944)
Total liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$213,123,944	$212,856,457

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$140,257	$308,203	$543,835	$1,284,743
Related party expenses	30,000	30,000	90,000	70,000
Franchise tax expenses	50,000	48,110	150,000	145,777
Loss from operations	(220,257)	(386,313)	(783,835)	(1,500,520)
Other income (expense)
Change in fair value of derivative warrant liabilities	503,270	1,929,200	5,703,720	4,529,420
Offering costs associated with derivative warrant liabilities	—	—	—	(397,160)
Income from investments held in Trust Account	957,077	3,196	1,228,285	6,836
Net income before income taxes	1,240,090	1,546,083	6,148,170	2,638,576
Income tax expense	(190,486)	—	(186,361)	—
Net income	$1,049,604	$1,546,083	$5,961,809	$2,638,576

Weighted average shares outstanding of Class A common stock	21,163,433	21,163,433	21,163,433	15,711,342

Basic and diluted net income per share, Class A common stock	$0.04	$0.06	$0.23	$0.13

Weighted average shares outstanding of Class B common stock, basic and diluted	5,290,858	5,290,858	5,290,858	5,209,887

Basic and diluted net income per share, Class B common stock	$0.04	$0.06	$0.23	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	5,290,858	$529	$—	$(14,745,473)	$(14,744,944)
Net income	—	—	—	—	—	3,542,987	3,542,987
Balance - March 31, 2022 (unaudited)	—	—	5,290,858	$529	—	$(11,202,486)	$(11,201,957)
Net income	—	—	—	—	—	1,369,218	1,369,218
Balance -June 30, 2022 (unaudited)	—	—	5,290,858	$529	—	$(9,833,268)	$(9,832,739)
Remeasurement of Class A common stock subject to possible redemption amount	—	—	—	—	—	(601,074)	(601,074)
Net income						1,049,604	1,049,604
Balance -September 30, 2022 (unaudited)	—	$—	5,290,858	$529	$—	$(9,384,738)	$(9,384,209)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020 (1)	—	$—	5,750,000	$575	$24,425	$(11,205)	$13,795
Excess cash received over the fair value of the private warrants	—	—	—	—	581,716	—	581,716
Forfeiture of Class B common stock	—	—	(459,142)	(46)	46	—	—
Accretion of Class A common stock subject to possible redemption amount (Note 6)	—	—	—	—	(606,187)	(17,292,391)	(17,898,578)
Net loss	—	—	—	—	—	(705,244)	(705,244)
Balance - March 31, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(18,008,840)	$(18,008,311)
Net income	—	—	—	—	—	1,797,737	1,797,737
Balance - June 30, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(16,211,103)	$(16,210,574)
Net income	—	—	—	—	—	1,546,083	1,546,083
Balance — September 30, 2021 (unaudited)	—	$—	5,290,858	$529	$—	$(14,665,020)	$(14,664,491)

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

PWP FORWARD ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,961,809	$2,638,576
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	—	397,160
Change in fair value of derivative warrant liabilities	(5,703,720)	(4,529,420)
Income from investments held in Trust Account	(1,228,285)	(6,836)
Changes in operating assets and liabilities:
Prepaid expenses	151,375	(331,009)
Accounts payable	51,587	68,517
Accrued expenses	(124,264)	12,711
Current taxes payable	110,361	—
Franchise tax payable	(170,050)	144,024
Deferred legal fees	141,764	747,456
Net cash used in operating activities	(809,423)	(858,821)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(211,634,330)
Net cash used in investing activities	—	(211,634,330)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(300,000)
Proceeds received from initial public offering and over-allotment exercise, gross	—	211,634,330
Proceeds received from private placements	—	6,232,687
Reimbursement from underwriter	—	634,903
Offering costs paid	—	(5,006,762)
Net cash provided by financing activities	—	213,195,158

Net (decrease) increase in cash	(809,423)	702,007

Cash - beginning of the period	941,664	293,179
Cash - end of the period	$132,241	$995,186

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$65,000
Offering costs included in accrued expenses	$—	$70,000
Reversal of accrued expenses	$—	$9,250
Reclassification of outstanding accounts payable to deferred legal fees	$—	$160,668
Deferred legal fees in connection with the initial public offering	$—	$217,231
Deferred underwriting commissions	$—	$7,407,202
Remeasurement of Class A common stock subject to possible redemption amount	$601,074	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 9, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $132,000 in its operating bank account, approximately $1.2 million of interest income available in the Trust Account to pay for tax obligations and working capital of approximately $43,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming stockholder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. The full impact of the “IR Act” on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these financial statements.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents held outside of the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The 4,232,686 warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the 4,155,124 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The estimated fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model that assumes optimal exercise of the Company’s redemption option, including the make-whole table, per the warrant agreement, at the earliest possible date. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public and Private Placement Warrants at September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, and December 31, 2021, the 21,163,433 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. At September 30, 2022, the income from investments held in the Trust Account exceeded the Company’s expected tax obligations plus up to $100,000 to pay dissolution expenses (see Note 1); as a result, the Company recognized an increase of $601,074 in the carrying value of Class A common stock subject to possible redemption with a corresponding decrease to accumulated deficit (see Note 7).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception. The Company’s effective tax rate was 15.2% and 3.0% for the three and nine months ended September 30, 2022, respectively, and 0.00% for three and nine months ended September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021 due to the change in fair value of warrant liabilities and a full valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 due to the change in fair value of warrant liabilities and the reversal of the valuation allowance on the deferred tax assets.

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income per common stock does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 8,387,810 shares of common stock in the calculation of diluted income (per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$839,683	$209,921	$1,236,866	$309,217

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858	21,163,433	5,290,858

Basic and diluted net income per common stock	$0.04	$0.04	$0.06	$0.06

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$4,769,447	$1,192,362	$1,981,507	$657,069

Denominator:
Basic and diluted weighted average common stock outstanding	21,163,433	5,290,858	15,711,342	5,209,887

Basic and diluted net income per common stock	$0.23	$0.23	$0.13	$0.13

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 – Related Party Transactions

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services. During the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, for these support services. During the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $70,000, respectively, for these support services. The amounts due to the related party of $190,000 and $100,000, as of September 30, 2022, and December 31, 2021, respectively, are included in accounts payable on the balance sheet.

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

Note 5 – Commitments and Contingencies

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fees will become payable in the event that the Company completes a Business Combination. As of September 30, 2022 and December 31, 2021, the Company had liabilities of approximately $1.5 million and $1.4 million, respectively, in connection with such services and are reflected as deferred legal fees on the accompanying balance sheet.

Note 6 — Derivative Warrant Liabilities

As of September 30, 2022, the Company had 4,232,686 Public Warrants and 4,155,124 Private Placement Warrants outstanding.

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

Note 7 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 21,163,433 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of stockholders’ (“permanent”) equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$211,634,330
Less:
Fair value of Public Warrants at issuance	(5,756,450)
Offering costs allocated to Class A common stock subject to possible redemption	(12,142,128)
Plus:
Accretion on Class A common stock subject to possible redemption amount	17,898,578
Class A common stock subject to possible redemption, December 31, 2021	$211,634,330
Remeasurement of Class A common stock subject to possible redemption amount	601,074
Class A common stock subject to possible redemption, September 30, 2022	$212,235,404

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 80,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 21,163,433 shares of Class A common stock issued or outstanding. All shares of Class A common stock subject to possible redemption are classified as temporary equity (see Note 7).

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

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2022 and December 31, 2021, there were 5,290,858 shares of Class B common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law; provided, that, prior to the Company’s initial Business Combination, holders of the Class B common stock will have the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of the Class A common stock will not be entitled to vote on the appointment of directors during such time.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$212,873,704	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$507,920	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$498,610	$—

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$211,645,419	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$3,386,150	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,324,100	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public Warrants at September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole table, per the warrant agreement.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For the three months ended September 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $0.5 million and $1.9 million, respectively, which is presented in the accompanying statements of operations.

For the nine months ended September 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $5.7 million and $4.5 million, respectively, which is presented in the accompanying statements of operations.

The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at March 12, 2021 (inception)	$—
Issuance of Public and Private Warrants	11,407,420
Change in fair value of derivative warrant liabilities	—
Level 3 - Derivative warrant liabilities at March 31, 2021	11,407,420
Transfer of Public Warrants to Level 1	(5,756,450)
Transfer of Private Placement Warrants to Level 2	(5,650,970)
Derivative warrant liabilities at June 30, 2021	$—
Derivative warrant liabilities at September 30, 2021	$—

There are no instruments, measured with significant Level 3 inputs, outstanding during the nine months ended September 30, 2022.

PWP FORWARD ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

On October 28, 2022, the Company filed a preliminary proxy statement in connection with a special meeting to be held on November 28, 2022 (the “Special Meeting”) for the purpose of voting on: (i) a proposal to approve the adoption of an amendment (the “First Amendment”) to the Certificate of Incorporation to change the date (the “Original Termination Date”) by which the Company must either (A) consummate the initial Business Combination, or (B) if the Company fails to complete such initial Business Combination by the Original Termination Date, cease all operations, except for the purpose of winding up, and, subject to and in accordance with the Certificate of Incorporation, redeem all of its Public Shares. The proposed First Amendment shall change the Original Termination Date from March 12, 2023 to November 29, 2022 (such date, the “Amended Termination Date,” and such proposal, the “First Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment to the Certificate of Incorporation to eliminate from the Certificate of Incorporation the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal, the “Second Amendment Proposal,” and together with the First Amendment Proposal, “Amendment Proposals”); and (iii) a proposal to approve the adjournment of the Special Meeting from time to time to solicit additional proxies in favor of the Amendment Proposals or if otherwise determined by the chairperson of the Special Meeting to be necessary or appropriate.

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

Recent Developments

On October 28, 2022, the Company filed a preliminary proxy statement in connection with a special meeting to be held on November 28, 2022 (the “Special Meeting”) for the purpose of voting on: (i) a proposal to approve the adoption of an amendment (the “First Amendment”) to the Certificate of Incorporation to change the date (the “Original Termination Date”) by which the Company must either (A) consummate the initial Business Combination, or (B) if the Company fails to complete such initial Business Combination by the Original Termination Date, cease all operations, except for the purpose of winding up, and, subject to and in accordance with the Certificate of Incorporation, redeem all of its Public Shares. The proposed First Amendment shall change the Original Termination Date from March 12, 2023 to November 29, 2022 (such date, the “Amended Termination Date,” and such proposal, the “First Amendment Proposal”); (ii) a proposal to approve the adoption of an amendment to the Certificate of Incorporation to eliminate from the Certificate of Incorporation the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (such proposal, the “Second Amendment Proposal,” and together with the First Amendment Proposal, “Amendment Proposals”); and (iii) a proposal to approve the adjournment of the Special Meeting from time to time to solicit additional proxies in favor of the Amendment Proposals or if otherwise determined by the chairperson of the Special Meeting to be necessary or appropriate.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. Management has also determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming stockholder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination. The full impact of the “IR Act” on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these financial statements.

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest earned on cash equivalents held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $1.0 million, primarily consisting of income from investments held in the Trust Account of approximately $957,000 and a gain of approximately $503,000 resulting from the change in fair value of derivative warrant liabilities. These were partially offset by income tax expense of approximately $190,000 and a loss from operations of approximately $220,000 (including general and administrative expenses of approximately $140,000, related party expenses of $30,000, and $50,000 of franchise tax expense).

For the three months ended September 30, 2021, we had net income of approximately $1.5 million, which primarily consisted of a gain of approximately $1.9 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $3,000. These were partially offset by a loss from operations of approximately $386,000 (including general and administrative expenses of approximately $308,00, $30,000 of related party expenses, and approximately $48,000 in franchise tax expense).

For the nine months ended September 30, 2022, we had net income of approximately $6.0 million, primarily consisting of a gain resulting from the change in fair value of derivative warrant liabilities of approximately $5.7 million and approximately $1.2 million of income from investments held in the Trust Account. These were partially offset by income tax expense of approximately $186,000 and a loss from operations of approximately $784,000 (including general and administrative expenses of approximately $544,000, related party expenses of $90,000, and $150,000 of franchise tax expense).

For the nine months ended September 30, 2021, we had net income of approximately $2.6 million, which primarily consisted of a gain of approximately $4.5 million resulting from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $7,000. These were partially offset by a loss from operations of approximately $1.5 million (including general and administrative expenses of approximately $1.3 million, related parted expenses of $70,000, and approximately $146,000 of franchise tax expenses) and non-operating expenses of approximately $397,000 for offering costs associated with derivative warrant liabilities.

Commitments and Contingencies

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay an entity related to the Sponsor a total of $10,000 per month for office space, administrative and support services.

During the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, for these support services. During the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $70,000, respectively, for these support services. Approximately $190,000 and $100,000 are included in accounts payable on the balance sheet as of September 30, 2022, and December 31, 2021, respectively.

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

Deferred Legal Fees

We engaged outside legal counsel for legal advisory services, and the legal counsel agreed to defer a portion of their fees (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of September 30, 2022 and December 31, 2021, deferred legal fees were approximately $1.5 million and $1.4 million, respectively, in connection with such services.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded our disclosure controls and procedures were not effective as of September 30, 2022, due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that the Company’s internal control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s Form 8-K Balance Sheet dated March 12, 2021 and interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, result of operations and cash flows of the periods presented.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Reports on Form 10-Q filed within the SEC on May 13, 2022 and August 15, 2022, and preliminary proxy statement on Schedule 14A for the Special Meeting as filed with the SEC on October 17, 2022, other than as disclosed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”) which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including any redemptions in connection with a liquidation, unless an exemption is available. The Excise Tax included in the IR Act may decrease the amount of funds available for distribution in connection with a liquidation after December 31, 2022; consequently, the value of your investment in our securities may decrease if we liquidate after December 31, 2022.

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

Dated: November 10, 2022		PWP FORWARD ACQUISITION CORP. I

	By:	/s/ Stacia Ryan
	Name:	Stacia Ryan
	Title:	Chief Executive Officer/Chief Financial Officer